Form 10-K
period 2007-12-31
Banc of America Funding 2007-6 Trust
filed 2008-03-27
CIK 1406018

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007
                          -----------------------------------------------

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------

Commission file number  333-130536-24
                      -------------------


                   Banc of America Funding 2007-6 Trust
-------------------------------------------------------------------------
          (Exact name of issuing entity as specified in its charter)

                   Banc of America Funding Corporation
-------------------------------------------------------------------------
          (Exact name of depositor as specified in its charter)

                   Bank of America, National Association
-------------------------------------------------------------------------
          (Exact name of sponsor as specified in its charter)

                                                    36-4613506
                                                    36-4613507
                                                    36-4613509
         New York                                   83-6080279
------------------------------          ---------------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification Nos.)

214 North Tryon Street Charlotte, North Carolina                28255
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code (704) 386-4289
                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE.



Securities registered pursuant to Section 12(g) of the Act:  NONE.



Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes  [  ]                  No   [X]


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes  [  ]                  No   [X]


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [X]                  No   [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer X
                       ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                      Yes                       No    X
                          -------                  -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2007.

Not applicable.




                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders;
(2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.


                                    PART I


Item 1. Business.

Omitted.


Item 1A. Risk Factors.

Omitted.


Item 1B. Unresolved Staff Comments.

Not Applicable. Registrant is not an accelerated filer, large accelerated filer or well-known seasoned issuer.


Item 2. Properties.

Omitted.


Item 3. Legal Proceedings.

Omitted.


Item 4. Submission of Matters to a Vote of Security Holders.

Omitted.



                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.


Item 6. Selected Financial Data.

Omitted.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Omitted.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.


Item 8. Financial Statements and Supplementary Data.

Omitted.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.


Item 9A. Controls and Procedures.

Omitted.


Item 9A(T). Controls and Procedures.

Omitted.


Item 9B. Other Information.

None.


                                     PART III

Item 10. Directors, Executive Officers and Corporate.

Omitted.


Item 11. Executive Compensation.

Omitted.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.


Item 14. Principal Accounting Fees and Services.

Omitted.



        ADDITIONAL ITEMS required by General Instruction J


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

The Bank of New York provides three interest rate swap agreements for the benefit of the certificates as disclosed in the prospectus filed pursuant to Rule 424 of the Securities Act of 1933, as amended, under the same Central Index Key (CIK) as this annual report on Form 10-k.

No additional disclosure is necessary because the aggregate significance percentage for these derivative instruments is less than 10%.

Bank of America, National Association provides an interest rate cap agreement for the benefit of the Class A-3 Certificates as disclosed in the prospectus filed pursuant to Rule 424 of the Securities Act of 1933, as amended, under the same Central Index Key (CIK) as this annual report on Form 10-K.

No additional disclosure is necessary because the significance percentage for this derivative instrument is less than 10%.


Item 1117 of Regulation AB.  Legal Proceedings.

On August 6, 2007, American Home Mortgage Corp., the originator of certain of the mortgage loans in the Banc of America Funding 2007-6 Trust, and certain related entities, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Honorable Christopher S. Sontchi is presiding over this filing under case number 07-11047. At this time, American Home Mortgage Corp. is operating its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the United States Bankruptcy Code and orders of the United States Bankruptcy Court.

The registrant knows of no other material pending legal proceedings involving the issuing entity and all parties related to such issuing entity, other than routine litigation incidental to the duties of those respective parties.


Item 1119 of Regulation AB. Affiliation and Certain Relationships and Related Transactions.

There are no changes to the information provided in the prospectus filed pursuant to Rule 424 of the Securities Act of 1933, as amended, under the same Central Index Key (CIK) as this annual report on Form 10-K.


Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

The assessment of compliance of SunTrust Mortgage, Inc. ("SunTrust") disclosed material noncompliance with the following servicing criteria of Regulation AB:

1122(d)(1)(iv) - SunTrust did not strictly maintain the required fidelity bond coverage amount at all times during 2007.

1122(d)(2)(vii) - Certain bank reconciliations contained items that required enhanced explanations and that were not fully resolved within 90 calendar days of original identification.

SunTrust has implemented the following remediation procedures:

1122(d)(1)(iv) - SunTrust maintained fidelity bond coverage in the amount of $150,000,000 throughout calendar year 2007, which was determined to be insufficient according to applicable Fannie Mae transaction agreement terms. This deficiency was an issue for limited portions of the year and resulted from an increase in the volume of the servicing portfolio. SunTrust has requested a waiver from Fannie Mae stating this coverage amount is adequate without regard for the size of the residential servicing portfolio, subject to an annual Fannie Mae review. Fannie Mae has verbally agreed to this request, and SunTrust is working to formalize this agreement.

1122(d)(2)(vii) - SunTrust has enhanced its procedures and controls around the relevant reconciliation process to prevent any future compliance concerns.

The assessment of compliance of American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (collectively, the "Vendors"), as subcontractors for GreenPoint Mortgage Funding, Inc. disclosed material noncompliance with the Item 1122(d)(4)(xii) of Regulation AB. The Vendors did not have, during calendar year 2007, sufficient policies and procedures to determine whether late payment penalties in connection with payments to be made on behalf of an obligor were paid from the servicer's funds and not charged to such obligor, unless the late payment was due to such obligor's error or omission.


The assessment of compliance of Citibank, N.A. ("Citibank") disclosed material noncompliance with the following servicing criteria of Regulation AB:

1122(d)(2)(i) - With respect to certain transactions for which the transaction documents require that funds be deposited into custodial bank accounts on the day funds are received by Citibank, funds were not deposited to the custodial bank accounts in accordance with the terms of the transaction documents.

1122(d)(3)(ii) - With respect to certain remittances during the calendar year ended December 31, 2007, amounts due to investors were allocated and remitted in accordance with distribution priority and other terms set forth in the transaction agreements, but were not timely paid to investors.




The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.


Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

The servicer compliance statements disclose the following failure of one of the servicers to fulfill its obligations under the applicable agreements in all material respects:

SunTrust Mortgage, Inc., as servicer ("SunTrust"), was obligated under the flow sale and servicing agreement, dated as of May 1, 2002, as amended, between SunTrust and Bank of America, National Association, to maintain fidelity bond coverage in a minimum amount acceptable to Fannie Mae and Freddie Mac. SunTrust maintained fidelity bond coverage in the amount of $150,000,000 throughout calendar year 2007, which was determined to be insufficient according to applicable Fannie Mae transaction agreement terms. This deficiency was an issue for limited portions of the year and resulted from an increase in the volume of the servicing portfolio. SunTrust has requested a waiver from Fannie Mae stating this coverage amount is adequate without regard for the size of the residential servicing portfolio, subject to an annual Fannie Mae review. Fannie Mae has verbally agreed to this request, and SunTrust is working to formalize this agreement.


                            PART IV

Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

      (4.1) Pooling and Servicing Agreement dated July 31, 2007, among Banc of America Funding Corporation, as Depositor, U.S. Bank National Association, as Trustee, Citibank, N.A., as Securities Administrator and CitiMortgage Inc., as Master Servicer, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed on August 15, 2007.

      (4.2) Mortgage Loan Purchase Agreement, dated July 31, 2007, between Banc of America Funding Corporation and Bank of America, National Association, incorporated by reference from Exhibit 4.2 of the issuing entity's Current Report on Form 8-K filed on August 15, 2007.

      (10.1) Servicing Agreement, dated July 31, 2007, among Banc of America
             Funding Corporation, Bank of America, National Association and CitiMortgage, Inc., incorporated by reference from Exhibit 10.1 of the issuing entity's Current Report on Form 8-K filed on August 15, 2007.

      (10.2) (A) Servicing Agreement, dated as of July 1, 2006, between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(A) of the issuing entity's Current Report on Form 8-K filed on August 15, 2007.

      (10.2) (B) Assignment, Assumption and Recognition Agreement, dated July
             31, 2007, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association, CitiMortgage, Inc. and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(B) of the issuing entity's Current Report on Form 8-K/A filed on March 17, 2008.

      (10.3) Interest Rate Cap Agreement, dated as of July 31, 2007, between
             Banc of America Funding Corporation 2007-6 Supplemental Interest Trust and Bank of America, National Association, incorporated by reference from Exhibit 10.3 of the issuing entity's Current Report on Form 8-K/A filed on March 17, 2008.

      (10.4) Interest Rate Swap Agreements, dated as of July 31, 2007, between
             Banc of America Funding Corporation 2007-6 Supplemental Interest Trust and The Bank of New York, incorporated by reference from
             Exhibit 10.4 of the issuing entity's Current Report on Form 8-K filed on August 15, 2007.

      (31)  13a-14(d)/15d-14(d) Certification.

      (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.
            (a)  Bank of America National Association as Servicer
            (b)  GreenPoint Mortgage Funding, Inc. as Servicer
            (c)  SunTrust Mortgage, Inc. as Servicer
            (d)  U.S. Bank National Association as Custodian
            (e)  Wells Fargo Bank, N.A. as Servicer
            (f)  Citibank, N.A. as Securities Administrator
            (g)  CitiMortgage, Inc. as Master Servicer
            (h) LandAmerica Tax and Flood Services, Inc. as sub-contractor for GreenPoint Mortgage Funding, Inc.
            (i) American Security Insurance Company, Standard Guaranty Insurance COmpany, and TrackSure Insurance Agency, Inc.
                 as sub-contractor for GreenPoint Mortgage Funding, Inc.
            (j)  SunTrust Bank as sub-contractor for SunTrust Mortgage, Inc.
            (k) ZC Sterling Insurance Agency, Inc. as sub-contractor for Suntrust Mortgage, Inc.

      (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
            (a)  Bank of America National Association as Servicer
            (b)  GreenPoint Mortgage Funding, Inc. as Servicer
            (c)  SunTrust Mortgage, Inc. as Servicer
            (d)  U.S. Bank National Association as Custodian
            (e)  Wells Fargo Bank, N.A. as Servicer
            (f)  Citibank, N.A. as Securities Administrator
            (g)  CitiMortgage, Inc. as Master Servicer
            (h) LandAmerica Tax and Flood Services, Inc. as sub-contractor for GreenPoint Mortgage Funding, Inc.
            (i) American Security Insurance Company, Standard Guaranty Insurance Company, and TrackSure Insurance Agency, Inc.
                 as sub-contractor for GreenPoint Mortgage Funding, Inc.
            (j)  SunTrust Bank as sub-contractor for SunTrust Mortgage, Inc.
            (k) ZC Sterling Insurance Agency, Inc. as sub-contractor for Suntrust Mortgage, Inc.

      (35)  Servicer Compliance Statement.
            (a)  Bank of America National Association as Servicer
            (b)  SunTrust Mortgage, Inc. as Servicer
            (c)  Wells Fargo Bank, N.A. as Servicer
            (d)  CitiMortgage, Inc. as Master Servicer


  (b) Not Applicable.

  (c) Omitted









                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Issuing Entity)  Banc of America Funding 2007-6 Trust
            ------------------------------------------------------------------

   CitiMortgage, Inc.
   (Master Servicer)

   /s/  Tommy Harris
   --------------------------------------------------------
        Tommy Harris, Senior Vice President
        (senior officer in charge of the servicing function of the master servicer)


Date:    March 27, 2008


  Exhibit Index

  Exhibit No.


      (4.1) Pooling and Servicing Agreement dated July 31, 2007, among Banc of America Funding Corporation, as Depositor, U.S. Bank National Association, as Trustee, Citibank, N.A., as Securities Administrator and CitiMortgage Inc., as Master Servicer, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed on August 15, 2007.

      (4.2) Mortgage Loan Purchase Agreement, dated July 31, 2007, between Banc of America Funding Corporation and Bank of America, National Association, incorporated by reference from Exhibit 4.2 of the issuing entity's Current Report on Form 8-K filed on August 15, 2007.

      (10.1) Servicing Agreement, dated July 31, 2007, among Banc of America
             Funding Corporation, Bank of America, National Association and CitiMortgage, Inc., incorporated by reference from Exhibit 10.1 of the issuing entity's Current Report on Form 8-K filed on August 15, 2007.

      (10.2) (A) Servicing Agreement, dated as of July 1, 2006, between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(A) of the issuing entity's Current Report on Form 8-K filed on August 15, 2007.

      (10.2) (B) Assignment, Assumption and Recognition Agreement, dated July
             31, 2007, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association, CitiMortgage, Inc. and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(B) of the issuing entity's Current Report on Form 8-K/A filed on March 17, 2008.

      (10.3) Interest Rate Cap Agreement, dated as of July 31, 2007, between
             Banc of America Funding Corporation 2007-6 Supplemental Interest Trust and Bank of America, National Association, incorporated by reference from Exhibit 10.3 of the issuing entity's Current Report on Form 8-K/A filed on March 17, 2008.

      (10.4) Interest Rate Swap Agreements, dated as of July 31, 2007, between
             Banc of America Funding Corporation 2007-6 Supplemental Interest Trust and The Bank of New York, incorporated by reference from
             Exhibit 10.4 of the issuing entity's Current Report on Form 8-K filed on August 15, 2007.

      (31)  13a-14(d)/15d-14(d) Certification.

      (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.
            (a)  Bank of America National Association as Servicer
            (b)  GreenPoint Mortgage Funding, Inc. as Servicer
            (c)  SunTrust Mortgage, Inc. as Servicer
            (d)  U.S. Bank National Association as Custodian
            (e)  Wells Fargo Bank, N.A. as Servicer
            (f)  Citibank, N.A. as Securities Administrator
            (g)  CitiMortgage, Inc. as Master Servicer
            (h) LandAmerica Tax and Flood Services, Inc. as sub-contractor for GreenPoint Mortgage Funding, Inc.
            (i) American Security Insurance Company, Standard Guaranty Insurance COmpany, and TrackSure Insurance Agency, Inc.
                 as sub-contractor for GreenPoint Mortgage Funding, Inc.
            (j)  SunTrust Bank as sub-contractor for SunTrust Mortgage, Inc.
            (k) ZC Sterling Insurance Agency, Inc. as sub-contractor for Suntrust Mortgage, Inc.

      (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
            (a)  Bank of America National Association as Servicer
            (b)  GreenPoint Mortgage Funding, Inc. as Servicer
            (c)  SunTrust Mortgage, Inc. as Servicer
            (d)  U.S. Bank National Association as Custodian
            (e)  Wells Fargo Bank, N.A. as Servicer
            (f)  Citibank, N.A. as Securities Administrator
            (g)  CitiMortgage, Inc. as Master Servicer
            (h) LandAmerica Tax and Flood Services, Inc. as sub-contractor for GreenPoint Mortgage Funding, Inc.
            (i) American Security Insurance Company, Standard Guaranty Insurance Company, and TrackSure Insurance Agency, Inc.
                 as sub-contractor for GreenPoint Mortgage Funding, Inc.
            (j)  SunTrust Bank as sub-contractor for SunTrust Mortgage, Inc.
            (k) ZC Sterling Insurance Agency, Inc. as sub-contractor for Suntrust Mortgage, Inc.


      (35)  Servicer Compliance Statement.
            (a)  Bank of America National Association as Servicer
            (b)  SunTrust Mortgage, Inc. as Servicer
            (c)  Wells Fargo Bank, N.A. as Servicer
            (d)  CitiMortgage, Inc. as Master Servicer






EX-31 Rule 13a-14(d)/15d-14(d) Certification.

  Banc of America Funding Corporation
  Mortgage Pass-Through Certificates,
  Series 2007-6

         I, Tommy Harris, a Senior Vice President of CitiMortgage, Inc. (the "Master Servicer"), certify that:

  1.I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of the Banc of America Funding 2007-6 Trust (the "Exchange Act Periodic Reports");

  2.Based on my knowledge, the Exchange Act Periodic Reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act Periodic Reports;

  4.I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act Periodic Reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5.All of the reports on assessment of compliance with the servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

    In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Bank of America, National Association as Servicer, GreenPoint Mortgage Funding, Inc. as Servicer, SunTrust Mortgage, Inc. as Servicer, U.S. Bank National Association as Custodian, Wells Fargo Bank, N.A. as Servicer, Citibank, N.A. as Securities Administrator, LandAmerica Tax and Flood Services, Inc. as sub-contractor for GreenPoint Mortgage Funding, Inc., American Security Insurance Company, Standard Guaranty Insurance COmpany, and TrackSure Insurance Agency, Inc. as sub-contractor for GreenPoint Mortgage Funding, Inc., SunTrust Bank as sub-contractor for SunTrust Mortgage, Inc., and ZC Sterling Insurance Agency, Inc. as sub-contractor for Suntrust Mortgage, Inc.



    Dated:   March 27, 2008


    /s/ Tommy Harris
    Signature

        Senior Vice President
        (senior officer in charge of the servicing function of the master servicer)